Form 10QSB
period 1996-07-31
HORIZON BANCORP INC
filed 1996-09-13
CIK 931332

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                         Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________

                    Commission File Number 0-25096

                        HORIZON BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

           Texas                           74-2412835
(State or other jurisdiction             (I.R.S. Employer
    of incorporation or                    Identification
       organization                            Number)

               5800 North MoPac, Austin, Texas  78731
              (Address of principal executive offices)

                          (512) 371-0700
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  x      No


     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of September 12, 1996, there were 1,387,757 shares of the Registrant's common stock issued and outstanding.

     Transmitional Small Business Disclosure Format:
                      Yes         No   x

                HORIZON BANCORP, INC. AND SUBSIDIARY

                              FORM 10-QSB

                                 INDEX



                                                     Page No


PART I.    Financial Information


Item 1.    Consolidated Financial Statements:


           Consolidated Statements of Financial Condition as of April 30, 1996 and July 31, 1996


           Consolidated Statements of Operations for the Three Month Period Ended July 31, 1996 and 1995


           Consolidated Statements of Cash Flows for the
           Three Month Period Ended July 31, 1996 and 1995


           Notes to Consolidated Financial Statements


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II.   Other Information


SIGNATURES

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements




               HORIZON BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)


                                  July 31, 1996   April 30, 1996
ASSETS
Cash and cash equivalents         $ 19,344,242    $ 19,204,098
Federal funds sold                     250,000         250,000
Investment securities               10,954,223       8,826,658
Residential mortgage loans
  held for sale                        474,452       2,066,897
Loans receivable - net              99,531,627      91,396,372
Accrued interest receivable            916,650         940,197
Foreclosed real estate                     ---             ---
Accounts receivable                    518,868         136,079
Federal Home Loan Bank of
  Dallas stock                         473,100         466,300
Premises and equipment - net         6,864,347       6,140,247
Goodwill, net of amortization          356,635         364,925
Other                                  839,919       1,137,922
    Total Assets                  $140,524,063    $130,929,695


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                          $126,564,421    $117,652,564
Advances from FHLB of Dallas               ---             ---
Advance payments by borrowers
  for taxes & insurance                800,523         482,397
Accrued interest payable                52,065          45,439
Other                                1,478,092       1,554,072
    Total Liabilities              128,895,101     119,734,472


STOCKHOLDERS' EQUITY
Serial preferred stock, par value
 $.01 per share; 1,000,000 shares
 authorized; no shares issued or
 outstanding Common stock par value
 $.01 per share; 4,000,000 shares
 authorized; 1,386,757 shares issued
 and outstanding                        13,868          13,868
Paid in Capital                      6,963,670       6,963,670
Retained earnings                    4,731,205       4,279,707
Unrealized loss on available
 for sale securities                   (79,781)       (62,022)
    Total Stockholders' Equity      11,628,962      11,195,223
    Total Liabilities and
     Stockholders' Equity         $140,524,063    $130,929,695

See notes to consolidated financial statements

               HORIZON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three Months Ended
                                            July 31
                                     1996            1995
Interest income:
  Interest on loans               $2,786,812       $2,421,904
  Interest and dividends
    on investments                   252,642          204,701
Total interest income              3,039,454        2,626,605

Interest expense:
  Interest on deposits               604,049          521,574
  Interest on borrowed funds             597              ---
Total interest expense               604,646          521,574

Net interest income                2,434,808        2,105,031
Provision for
   losses on loans                   110,000           60,000

Net interest income after
  provision for losses on loans    2,324,808        2,045,031

Non-interest income (expense):
  Loan servicing                      60,628           58,234
  Loan origination, net               97,849           46,530
  Other deposit and loan fees        416,745          282,654
  Credit card fees                    36,050           10,868
  Gain on sale of loans              213,900          107,250
  Gain on sale of
     foreclosed real estate              ---              ---
  Other                                1,030               --
Total non-interest income            826,202          505,536

Non-interest expenses:
  Compensation and benefits        1,177,644          903,173
  Occupancy                          187,973          148,869
  Advertising and business
    promotion                         96,518          122,321
  Legal and professional             102,887          122,815
  Depreciation and amortization      130,863          100,109
  Equipment rental and maintenance    95,612           87,587
  Service bureau and processing
    costs                            100,178           64,700
  FDIC insurance                      64,689           45,729
  General insurance                   19,409           24,252
  Regulatory                           5,716            6,695
  Office supplies and printing        75,629           77,272
  Postage and courier costs           55,576           50,285
  Telephone                           32,848           30,523
  Property and franchise taxes        42,912           36,353
  Credit card operations              79,381           50,796
  Other                               64,554           42,305
Total non-interest expenses        2,332,389        1,923,784

See notes to consolidated financial statements.

               HORIZON BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS (con't)
                           (Unaudited)



                                       Three Months Ended
                                             July 31
                                        1996         1995

Income before taxes                 $  818,621    $  626,783

Income tax expense
  Federal                              266,785       218,684
  State                                 44,868         1,100
Total income tax expense               311,653       219,784

Net income                          $  506,968    $  406,999

Earnings per common share
 Primary                            $     0.35    $     0.28

 Weighted average shares
     outstanding                     1,455,565     1,455,565
 Fully diluted                      $     0.32    $     0.26
 Weighted average shares
     outstanding                     1,582,965     1,587,565

Dividends per share                 $     0.04     $    0.03


See notes to consolidated financial statements.

               HORIZON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                            THREE MONTHS ENDED
                                                 July 31
                                             1996         1995
OPERATING ACTIVITIES
Net Income                                 $506,968     $406,999
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
   Amortization of:
     Goodwill                                 8,290        8,289
     Deferred loan origination fees        (163,076)    (146,887)
   Depreciation and amortization of
     premises and equipment                 164,697      130,645
   Premiums and discounts on loans
     and investments securities               3,339       (7,538)
   Provisions for loan losses and losses
     on other assets                        110,000       60,000
   Proceeds from the sale of loans        9,897,916    6,657,181
   Net loss on sales of:
     Loans                                 (213,900)    (107,250)
     Real estate acquired through
       foreclosures                             ---          ---
     Premises and equipment                     ---          ---
   Changes in assets and liabilities:
     Accrued interest receivable             23,547      (90,546)
     Accounts receivable and other assets   (84,786)     (62,198)
     Accrued interest payable                 6,626        5,457
     Other liabilities                      (75,980)     224,148
Net cash provided by operating
     activities                          10,183,641    7,078,300

INVESTING ACTIVITIES
  Purchase of U.S. Treasury
    and other securities                 (1,482,946)  (4,986,406)
  Loan originations                     (36,240,006) (39,753,162)
  Principal payments received on loans   20,315,320   27,484,788
  Purchase of mortgage-backed securities        ---     (576,947)
  Principal payments received on
    mortgage backed securities               85,219       42,402
  Purchase and improvement of branch
    facility                               (835,486)         ---
  Improvement of property and purchase
    of office equipment                     (53,311)    (164,284)
  Purchase of FHLB stock                     (6,800)      (7,300)
Net cash used in investing activities   (18,218,010) (17,960,909)

FINANCING ACTIVITIES
  Net increase (decrease) in demand
    deposits, NOW accounts money market
    checking accounts and statement
    savings accounts                      4,955,773    9,237,050
  Net increase (decrease) in
    certificates of deposit               2,956,084   (2,723,049)
  Net increase (decrease) in advances
    from the FHLB                               ---   (2,000,000)
  Net increase (decrease)in advances by
    borrowers for taxes and insurance       318,126      273,054
  Payment of stockholders dividend          (55,470)     (41,603)
Net cash provided by (used in)
  financing activities                    8,174,513   10,191,550

Net increase (decrease) in cash
  and cash equivalents                      140,144     (691,059)
Cash and cash equivalents at
  beginning of period                    19,454,098   18,632,782

Cash and cash equivalents at
  end of period                         $19,594,242  $17,941,723


See notes to consolidated financial statements.

             HORIZON BANCORP, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Horizon Bank & Trust, SSB (the "Bank"). The consolidated financial statements are unaudited except for the consolidated statement of financial condition at April 30, 1996. However, in the opinion of management, the interim data includes all adjustments (which consists of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements. Results for any interim period are not necessarily indicative of results to be expected for the fiscal year. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules or regulations.


2.   INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                     Gross     Gross
          Amor-      Unreal-   Unreal-
          tized      ized      ized         Fair       Carrying
          Cost       Gains     Gaines       Value      Value

At July 31, 1996
Available For Sale:
U.S. Treasury
Secur-
ities   $ 2,787,281  $ ---   $ (12,864)  $ 2,774,417 $ 2,774,417
U.S. Government
Agency
Secur-
ities     6,851,668   20,698  (153,374)    6,718,992   6,718,992
Municipal
Secur-
ities     1,445,000   15,814      ---      1,460,814   1,460,814

        $11,083,949  $36,512 $(166,238)  $10,954,223 $10,954,223


At April 30, 1996
Available For Sale:
U.S. Treasury
Secur-
ities   $2,490,174   $  ---  $  (6,600)  $2,483,574  $2,483,574
U.S. Government
Agency
Secur-
ities    6,437,333    25,366  (119,615)   6,343,084   6,343,084
        $8,927,507   $25,366 $(126,215)  $8,826,658  $8,826,658

The amortized cost and estimated market values of investment securities at July 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.


                                     Amortized       Fair
                                     Cost            Value

At July 31, 1996
Due in one year or less            $  1,793,637   $ 1,789,117
Due from one year to five years       4,828,644     4,768,823
Due from five years to ten years      1,450,000     1,441,721
Due after ten years                   3,011,668     2,954,562
Total                               $11,083,949   $10,954,223




3.   LOANS

As of July 31, 1996 and April 30, 1996, the Company's loan portfolio consisted of the following:



                                     July 31         April 30
                                       1996            1996

Commercial                         $ 12,818,398   $ 11,676,057
Real estate - permanent mortgages    68,648,996     61,492,247
Real estate - construction           44,792,192     42,645,377
Real estate - lot/lot
  development loans                  13,245,210     12,988,219
Consumer - credit cards               6,012,286      5,848,358
Consumer - other                      4,636,561      4,187,679

Total gross loans                  150,153,643    138,832,937

Net deferred loan costs/(fees)        (322,694)      (269,912)
Undisbursed portion of loans       (27,900,922)   (25,554,750)
Participations sold                (21,668,689)   (20,940,096)
Allowance for possible loan losses    (729,711)      (671,807)

Net loans                         $ 99,531,627   $ 91,396,372



Of the total allowance for loan losses at July 31, 1996 and April 30, 1996 approximately $709,000 and $661,000 respectively was not allocated specifically to identified problem loans.

The effect of FASB Statement No. 114 as amended by FASB Statement No. 118 effective May 1, 1995 was not material to the financial statements, and as such, has not been separately disclosed.


4.   REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal law, the Bank must meet separate regulatory capital requirements. The Bank's FDIC capital requirements at July 31, 1996 are as follows:

                                             At July 31, 1996
                                          (Dollars in Thousands)
                                             Amount    Percent

     Leverage capital ratio:
          Capital level                     $10,631       8.2%
          Requirement                         5,205       4.0
          Excess                            $ 5,426       4.2%

     Tier I risk based capital ratio:
          Capital level                     $10,631      11.2%
          Requirement                         3,812       4.0
          Excess                            $ 6,819       7.2%

     Total risk based capital ratio:
          Capital level (1)                 $11,350      11.9%
          Requirement                         7,624       8.0
          Excess                            $ 3,726       3.9%


     (1) Includes the Bank's general valuation allowance of $719,000 which qualifies as supplemental capital.


5.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are various outstanding commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.



                          PART I Item 2
                HORIZON BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying Consolidated Financial Statements includes Horizon Bancorp, Inc. (referred to herein both separately and on a consolidated basis as the "Company") and its wholly owned subsidiary Horizon Bank & Trust, SSB (the "Bank"). All significant intercompany transactions and balances are eliminated in consolidation. The Company is a savings & loan holding company which owns all of the capital stock of the Bank and has no other material operations. The Company's results of operations are primarily dependent on the difference or "spread" between the average yield earned from loans, investment securities and the average rate paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company is subject to interest rate risk to the degree that its interest earning assets mature or reprice at different times or on a different basis than its interest bearing liabilities. The Company's net income is also affected by the level of non-interest income such as the gain on sale of loans, the gain on the sale of servicing rights, deposit fees and the level of non-interest expenses, such as compensation and benefits occupancy expenses, legal and professional fees, data processing expenses, advertising and business promotion and other general and administrative expenses.

FINANCIAL CONDITION

Comparison of Financial Condition as of July 31, 1996 to April 30, 1996. The Company's total assets at July 31, 1996 of $140.5 million increased by $9.6 million, or 7.3%, from $130.9 million at April 30, 1996. This increase was due primarily to increases in investment securities of $2.1 million and loans receivable, including loans held for sale of $6.5 million.

The Company's total liabilities at July 31, 1996 of $128.9 million increased by $9.2 million, or 7.7% from $119.7 million at April 30, 1996. This increase was due primarily to an increase of $8.9 million in total deposits. The increase in deposits reflects the Company's ongoing efforts to attract non-interest bearing commercial checking accounts, NOW accounts, and money market accounts as a significant source of deposits. In addition, the Company's instituted a certificate of deposit promotion which resulted in a $3.0 million increase in certificates of deposit.

The Company's retained earnings at July 31, 1996 of $4.7 million increased $451,000, or 10.5%, from $4.3 million at April 30, 1996. This resulted from earnings of $507,000 and the payment of $56,000 in dividends to shareholders.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended July
31, 1996 and July 31, 1995.  The Company had net income of
$507,000 for the three month period ended July 31, 1996 as compared to $407,000 for the three month period ended July 31, 1995. This increase is discussed in more detail in the following analysis.

Interest Income. Interest income from loans increased $365,000, or 15.1%, from $2.4 million for the three month period ended July 31, 1995 to $2.8 million for the three month period ended July 31, 1996. The increase was due to an increase in the average loan portfolio balance of $22.0 million which was partially offset by a decrease in the average yield from 12.6% to 11.3% for the same respective periods. The decrease in the average yield related primarily to a .75% increase in the Company's base lending rate which is tied to the Wall Street Journal prime rate index. A substantial portion of the Company's loan portfolio is indexed to the Company's base lending rate as it changes. The Company was also subjected to interest rate competition from other lending institutions in its market which resulted in reduced rates on new loan originations in order to stay competitive. Interest and dividends on investments increased $49,000, or 23.9%, from $205,000 for the three month period ended July 31, 1995 to $253,000 for the three month period ended July 31, 1996. The increase was due primarily to an increase in investment securities portfolio of $6.9 million. This was partially offset by a decrease in the average interest bearing balances at the Federal Home Loan Bank of Dallas. Due to market conditions and a change in the type of investment securities, the overall yield decreased from 8.1% for the three months ended July 31, 1995 to 5.7% for the three months ended July 31, 1996.

Interest Expense. Interest expense on deposit liabilities increased $82,000, or 15.7%, from $522,000 for the three months ended July 31, 1995 to $604,000 for the three months ended July 31, 1996. The increase was due primarily to an increase in the average amount of interest bearing deposits from $60.2 million for the three months ended July 31, 1995 to $75.1 million for the three months ended July 31, 1996. This was partially offset by a decrease in the average rate paid from 3.4% to 3.2% for the same respective periods.

Provision for Loan Losses. The provision for losses on loans was $110,000 for the three month ended July 31, 1996 and $60,000 for the three months ended July 31, 1995. The Company's allowance for loan losses was based on management's analysis of historic loan losses, current economic conditions, the level of non-performing loans and management's current belief that the allowance for loan losses reflect an adequate reserve against potential losses. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general and specific allowances.

Non-Interest Income. Non-interest income increased $320,000 to a total of $826,000 for the three months ended July 31, 1996 compared to $506,000 for the three months ended July 31, 1995. Fees and charges related to loans and deposits increased $185,000. Most of the increase was due to an overall increase in deposit fees of $130,000 which was the result of an increase in the number of personal transaction accounts of approximately 2,900 and an increase in the number of commercial transaction accounts of approximately 700. Gain on the sale of loans increased $107,000 to a total of $214,000 for the three months ended July 31, 1996 compared to $107,000 for the three months ended July 31, 1995. This increase resulted primarily from an increased volume of sales of Small Business Administration (SBA) guaranteed loans.

Non-interest Expenses. Non-interest expense increased $408,000 to a total of $2.3 million for the three months ended July 31, 1996 compared to $1.9 million for the three months ended July 31, 1995. Compensation and benefits increased $275,000 to a total of $1.2 million for the three months ended July 31, 1996 compared to $903,000 for the three months ended July 31, 1995. This increase resulted primarily from a general increase in employee salary levels, both for merit and as a response to a competitive job market in the Central Texas area, and an increase in the averagenumber of full time equivalent employees from 107 to 118. In addition, incentive compensation associated with origination of SBA loans increased approximately 20.0%. Service bureau and processing costs increased $35,000 primarily due to the substantial increase in the number of workstations accessing the service bureau as well as a substantial increase in the transaction volume. Depreciation and amortization expense increased $31,000 primarily due to the opening of a new branch and the relocation of a branch. Occupancy expense increased $29,000 due primarily to the aforementioned opening and relocation of branches. Credit card operations expense increased $28,000 (expenses uniquely associated with credit card program not included in other line items) due to a significant growth in credit card accounts and balances.

Income Tax Expense. Income tax expense increased $92,000, or 41.8%, from $220,000 for the three months ended July 31, 1995 to $312,000 for the three months ended July 31, 1996. The increase was due to an increase in taxable income for the current period versus the prior period.

Liquidity Requirements. Texas law specifically requires that the Bank maintain a minimum of 10.0% of its assets in cash, balances in a Federal Reserve Bank or passed through a Federal Home Loan Bank or other depository institution to a federal reserve bank or other readily marketable investments, including unemcumbered federal government sponsored enterprise securities. At July 31, 1996 the Bank's regulatory liquidity ratio was 24.98%.

Regulatory Capital. The Bank continued to be in compliance with all FDIC regulatory capital requirements at July 31, 1996. See
Note 4 to the Consolidated Financial Statements.

Asset Quality. Non-performing assets, which consist of non-accrual loans, foreclosed assets, and repossessed assets, decreased during the three months ended July 31, 1996 to $12,000 compared to $13,000 at April 30, 1996. The following table sets forth information with respect to the Company's non-performing assets:
                                          At           At
                                       July  31     April 31
                                         1996         1996

                                     ( Dollars in Thousands )
Non-accrual loans:
     Residential real estate            $   --     $   --
     Commercial real estate                 --         --
     Commercial business                    12         13
     Consumer                               --         --
          Total non-accrual loans           12         13

Real estate owned and other assets          --         --
          Total non-performing assets   $   12     $   13

Non-accrual loans as a percentage of
   total net loans (1)                     .01%       .01%
Non-performing assets as a percentage
   of total assets                         .01%       .01%

(1) Excludes deferred fees and discounts, valuation allowances, loans in process and loans held for sale.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                            Three Months Ended
                                                  July 31
                                             1996         1995

Balance at beginning of period              $ 672        $ 734
Charge offs:
     Residential real estate                   --           92
     Commercial real estate                    --           26
     Commercial business                       --           --
     Consumer                                  --            3
     Credit cards                              63           --
          Total charge offs                    63          121
Recoveries
     Residential real estate                   --           --
     Commercial real estate                    --           --
     Commercial business                       11            1
     Consumer                                  --           --
     Credit cards                              --           --
          Total recoveries                     11            1
Net charge offs (recoveries)                   52          120
Provision charged to operation                110           60
Balance at end of period                    $ 730        $ 674

Ratio of net charge offs (recoveries)
 during the period to average net loans
 outstanding during the period (1)           0.05%        0.16%

Ratio of net charge offs (recoveries)
 during the period to average
 non-performing assets                     433.33%      260.87%


(1) Excludes deferred fees and discounts, valuation allowances, loans in process and loans held for sale.




PROPOSED REGULATORY ACTION REGARDING INSURANCE ASSESSMENTS

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Effective in the third quarter of 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions). In addition, in November 1995, the FDIC further revised the schedule to provide a range of 0% to .27% (with a minimum annual premium of $2,000), effective January 1996. As a result, BIF members generally pay significantly lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Bank's results of operations cannot be determined at this time, the decrease in BIF premiums could place the Bank at a material competitive disadvantage should BIF members seek to price deposits higher or loan products lower than SAIF members. The Bank currently qualifies for the minimum SAIF premium level of .23% of deposits.

Proposed federal legislation provides for a one-time assessment estimated to be .80% to .90%, to be imposed on all SAIF assessable deposits as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation ("FICO") bond interest on a pro rata basis together with SAIF premiums in order to recapitalize the SAIF and eliminate the disparity. The BIF and the SAIF would be merged effective January 1, 1998. If the legislation is enacted, it is anticipated the assessment would be payable in the fall of 1996.

As part of the legislation, the Congress is considering requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state-chartered depository institution by January 1, 1998. In addition, the Company would no longer be regulated as a thrift holding company, but rather as a bank holding company.

Certain aspects of the legislation remain unresolved and therefore no assurance can be given as to what extent it will affect the Company and the Bank. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF member institutions by the amount of the special assessment. Nevertheless, management does not believe that this one-time charge to the Bank, if incurred, will have a material adverse effect on the Bank's overall financial condition.

                 PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings - Previously reported.

Item 2.   Change in Securities - Previously reported.

Item 3.   Defaults upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders -
          None.

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits - Previously filed.

          b.  Reports on Form 8-K - None.


                        SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HORIZON BANCORP, INC.
                              Registrant




Date: 9/13/96                 By:  /s/ Douglas B. Kadison
                              Douglas B. Kadison
                              President and Chief Executive
                              Officer



Date: 9/13/96                 By: /s/ Paul A. Antrim
                              Paul A. Antrim
                              Executive Vice President and
                              Chief Financial Officer

FINANCIAL DATA SCHEDULE



[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]               APR-30-1996
[PERIOD-START]                  MAY-1-1996
[PERIOD-END]                    JUL-31-1996
[CASH]                             4,606,296
[INT-BEARING-DEPOSITS]            14,737,946
[FED-FUNDS-SOLD]                     250,000
[TRADING-ASSETS]                           0
[INVESTMENTS-HELD-FOR-SALE]       10,954,223
[INVESTMENTS-CARRYING]                     0
[INVESTMENTS-MARKET]                       0
[LOANS]                          100,735,790
[ALLOWANCE]                          729,711
[TOTAL-ASSETS]                   140,524,063
[DEPOSITS]                       126,564,421
[SHORT-TERM]                               0
[LIABILITIES-OTHER]                2,330,680
[LONG-TERM]                                0
[PREFERRED-MANDATORY]                      0
[PREFERRED]                                0
[COMMON]                              13,868
[OTHER-SE]                        11,615,094
[TOTAL-LIABILITIES-AND-EQUITY]   140,524,063
[INTEREST-LOAN]                    2,786,812
[INTEREST-INVEST]                    252,642
[INTEREST-OTHER]                           0
[INTEREST-TOTAL]                   3,039,454
[INTEREST-DEPOSIT]                   604,049
[INTEREST-EXPENSE]                       597
[INTEREST-INCOME-NET]              2,434,808
[LOAN-LOSSES]                        110,000
[SECURITIES-GAINS]                         0
[EXPENSE-OTHER]                    2,232,289
[INCOME-PRETAX]                      818,621
[INCOME-PRE-EXTRAORDINARY]           506,968
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]                         506,968
[EPS-PRIMARY]                           0.35
[EPS-DILUTED]                           0.32
[YIELD-ACTUAL]                             0
[LOANS-NON]                           12,065
[LOANS-PAST]                         535,030
[LOANS-TROUBLED]                           0
[LOANS-PROBLEM]                       95,234
[ALLOWANCE-OPEN]                     671,807
[CHARGE-OFFS]                         62,735
[RECOVERIES]                          10,639
[ALLOWANCE-CLOSE]                    729,711
[ALLOWANCE-DOMESTIC]                 729,711
[ALLOWANCE-FOREIGN]                        0
[ALLOWANCE-UNALLOCATED]                    0