Form 10QSB/A
period 1996-07-31
HORIZON BANCORP INC
filed 1996-11-04
CIK 931332

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           Form 10-QSB/A

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________


                  Commission File Number 0-25096


                      HORIZON BANCORP, INC.
(Exact name of small business issuer as specified in its charter)


         Texas                               74-2412835
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification No.)


              5800 North MoPac, Austin, Texas  78731
             (Address of principal executive offices)


                          (512) 371-0700
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [x]     No  [ ]


     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of October 31, 1996, there were 1,388,757 shares of the Registrant's common stock issued and outstanding.

     Transmitional Small Business Disclosure Format:
                      Yes [ ]     No  [x]

                           SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HORIZON BANCORP, INC.
                                   Registrant




Date: November 1, 1996             By: /s/ Douglas B. Kadison
                                   Douglas B. Kadison
                                   President and Chief Executive
                                   Officer



Date: November 1, 1996             By: /s/ Paul A. Antrim
                                   Paul A. Antrim
                                   Executive Vice President and
                                   Chief Financial Officer