Form 10QSB
period 1996-10-31
HORIZON BANCORP INC
filed 1996-12-12
CIK 931332

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

                         Form 10-QSB

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1996

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

     As of December 6, 1996, there were 1,388,757 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format:
                      Yes         No   x

                HORIZON BANCORP, INC. AND SUBSIDIARY

                              FORM 10-QSB

                                 INDEX


                                                         Page No


PART I.    Financial Information

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Financial
           Condition as of October 31, 1996 and
           April 30, 1996

           Consolidated Statements of Operations
           for the Three and Six Month Periods
           Ended October 31, 1996 and 1995

           Consolidated Statements of Cash Flows
           for the Six Month Periods Ended
           October 31, 1996 and 1995

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations

PART II.   Other Information


SIGNATURES




PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



               HORIZON BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Unaudited)


                               October 31, 1996   April 30, 1996
ASSETS
Cash and cash equivalents         $ 19,041,042    $ 19,204,098
Federal funds sold                     250,000         250,000
Investment securities               11,497,106       8,826,658
Residential mortgage loans
  held for sale                      1,859,415       2,066,897
Loans receivable - net             106,503,689      91,396,372
Accrued interest receivable          1,063,510         940,197
Foreclosed real estate                     ---             ---
Accounts receivable                    267,913         136,079
Federal Home Loan Bank of
  Dallas stock                         480,100         466,300
Premises and equipment - net         7,089,824       6,140,247
Goodwill, net of amortization          348,346         364,925
Other                                  497,093       1,137,922
    Total Assets                  $148,898,038    $130,929,695


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                          $134,398,605    $117,652,564
Advances from FHLB of Dallas               ---             ---
Advance payments by borrowers
  for taxes & insurance              1,111,866         482,397
Accrued interest payable                46,946          45,439
Other                                1,525,081       1,554,072
    Total Liabilities              137,082,498     119,734,472


STOCKHOLDERS' EQUITY
Serial preferred stock, par value
 $.01 per share; 1,000,000 shares
 authorized; no shares issued or
 outstanding                               ---             ---
Common stock par value $.01 per
 share; 4,000,000 shares author-
 ized; 1,386,757 shares issued
 and outstanding                        13,888          13,868
Paid in Capital                      6,977,650       6,963,670
Retained earnings                    4,847,630       4,279,707
Unrealized loss on available
 for sale securities                   (23,628)        (62,022)
    Total Stockholders' Equity      11,815,540      11,195,223
    Total Liabilities and
     Stockholders' Equity         $148,898,038    $130,929,695

See notes to consolidated financial statements.

               HORIZON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                        Three Months Ended     Six Months Ended
                           October 31             October 31
                        1996         1995      1996        1995

Interest income:
  Interest on loans  $2,953,622 $2,404,885  $5,740,434 $4,826,789
  Interest and
    dividends on
    investments         281,788    286,142     534,430    490,843
Total interest
  income              3,235,410  2,691,027   6,274,864  5,317,632

Interest expense:
  Interest on deposits   694,174   540,355   1,298,223  1,061,929
  Interest on borrowed
    funds                    ---       ---         597        ---
Total interest expense   694,174   540,355   1,298,820  1,061,929

Net interest income    2,541,236 2,150,672   4,976,044  4,255,703
Provision for
  losses on loans        130,000    60,000     240,000    120,000

Net interest income
  after provision for
  losses on loans     2,411,236  2,090,672   4,736,044  4,135,703

Non-interest income
  (expense):
   Loan servicing        67,928     63,112     128,556    121,346
   Loan origina-
     tion, net           45,073     46,433      94,948     92,963
   Other deposit
     and loan fees      578,272    370,994   1,042,991    653,648
   Credit card fees      32,066     21,460      68,116     32,328
   Gain on sale of
     loans              278,054    158,264     491,954    265,514
   Gain on sale of
     foreclosed real
     estate                 ---     62,777         ---     62,777
   Other                 (1,030)       ---         ---        ---

Total non-interest
  income              1,000,363    723,040   1,826,565  1,228,576


Non-interest expenses:
  Compensation and
    benefits          1,165,504    881,373   2,343,148  1,784,546
  Occupancy             223,003    176,693     410,976    335,562
  Advertising and
    business promotion  128,113    137,289     224,631    259,610
  Legal and profes-
    sional              157,760    102,259     260,647    225,074
  Depreciation and
    amortization        148,531    106,853     279,394    206,962
  Equipment rental
    and maintenance     121,008     65,725     216,620    153,312
  Service bureau and
    processing costs     76,000     79,955     176,178    144,655
  FDIC insurance        636,022     51,280     700,711     97,009
  General insurance      25,110     20,288      44,519     44,540
  Regulatory              5,268      5,134      10,984     11,829
  Office supplies and
    printing             86,096     88,224     161,725    165,496
  Postage and courier
    costs                61,267     49,144     116,843     99,429
  Telephone              34,719     28,989      67,567     59,512
  Property and fran-
    chise taxes          68,240     35,025     111,152     71,378
  Credit card oper-
    ations              115,402     55,346     194,783    106,142
  Other                  86,296     70,982     150,850    113,287
Total non-interest
  expenses            3,138,339  1,954,559   5,470,728  3,878,343

Income before taxes     273,260    859,153   1,091,881  1,485,936

Income tax expense
  Federal                88,610    288,023     355,395    506,707
  State                  12,755     29,200      57,623     30,300
Total income tax
  expense               101,365    317,223     413,018    537,007
Net income            $ 171,895  $ 541,930   $ 678,863  $ 948,929
Earnings per
 common share
 Primary                  $0.12      $0.37       $0.47      $0.65
 Weighted average
  shares outstanding  1,456,565  1,455,565   1,456,204  1,455,565
 Fully diluted            $0.11      $0.34       $0.43      $0.60
 Weighted average
  shares outstanding  1,579,165  1,587,565   1,581,216  1,587,582
 Dividends per share      $0.04      $0.03       $0.08      $0.06

See notes to consolidated financial statements.

               HORIZON BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Six Months Ended
                                                October 31
                                            1996          1995
OPERATING ACTIVITIES
Net Income                                $678,863      $948,929
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
   Amortization of:
     Goodwill                               16,579        16,578
     Deferred loan origination fees       (338,625)     (285,515)
   Depreciation and amortization of
     premises and equipment                379,800       271,544
   Premiums and discounts on loans
     and investments securities             (7,665)       (1,120)
   Provisions for loan losses and
     losses on other assets                240,000       120,000
   Proceeds from the sale of loans      18,943,335    16,430,226
   Proceeds from sale of
     foreclosed loans                          ---       683,984
   Net (gain) loss on sales of:
     Loans                                (491,954)     (265,514)
     Real estate acquired through
       foreclosures                            ---       (62,777)
   Changes in assets and liabilities:
     Accrued interest receivable          (123,313)      (61,699)
     Accounts receivable and
       other assets                        508,995      (154,695)
     Accrued interest payable                1,507        12,382
     Other liabilities                     (28,991)      (20,077)
Net cash provided by operating
     activities                         19,778,531    17,632,246

INVESTING ACTIVITIES
  Purchase of U.S. Treasury
    and other securities                (2,739,833)   (5,986,406)
  Loan originations                    (92,466,047)  (81,160,865)
  Principal payments received
    on loans                            67,107,279    58,743,655
  Purchase of mortgage-backed
    securities                                 ---      (576,947)
  Principal payments received on
    mortgage backed securities             133,479       110,372
  Purchase and improvement of branch
    facility                            (1,074,815)          ---

  Improvement of property and
    purchase of office equipment          (254,562)     (638,855)
  Purchase of FHLB stock                   (13,800)      (14,500)
Net cash used in investing
  activities                           (29,308,299)  (29,523,546)

FINANCING ACTIVITIES
  Net increase (decrease) in demand
    deposits, NOW accounts money
    market checking accounts and
    statement savings accounts           4,982,128    14,409,406
  Net increase (decrease) in
    certificates of deposit              3,852,056     3,404,517
  Net increase (decrease) in
    advances from the FHLB                     ---    (2,000,000)
  Net increase (decrease)in
    advances by borrowers for
    taxes and insurance                    629,469       488,409
  Payment of stockholders dividend        (110,941)      (83,205)
  Stock option exercise                     14,000           ---
Net cash provided by (used in)
  financing activities                   9,366,712    16,219,127

Net increase (decrease) in cash
  and cash equivalents                    (163,056)    4,327,827

Cash and cash equivalents at
  beginning of period                   19,454,098    18,632,782

Cash and cash equivalents at
  end of period                        $19,291,042   $22,960,609


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

2.   INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                     Gross     Gross
          Amor-      Unreal-   Unreal-
          tized      ized      ized         Fair       Carrying
          Cost       Gains     Losses       Value      Value

At October
31, 1996
Available
For Sale:

U.S.
Treasury
Secur-
ities   $ 3,293,750  $   944   $(2,528)  $ 3,292,166 $ 3,292,166

U.S.
Government
Agency
Secur-
ities     6,796,776   16,459   (76,198)    6,737,037   6,737,037

Municipal
Secur-
ities     1,445,000   22,903       ---     1,467,903   1,467,903

        $11,535,526  $40,306  $(78,726)  $11,497,106 $11,497,106


At April 30, 1996
Available For Sale:

U.S.
Treasury
Secur-
ities    $2,490,174   $  ---  $ (6,600)   $2,483,574  $2,483,574

U.S.
Government
Agency
Secur-
ities     6,437,333   25,366  (119,615)    6,343,084   6,343,084

         $8,927,507  $25,366 $(126,215)   $8,826,658  $8,826,658

The amortized cost and estimated market values of investment securities at October 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                     Amortized       Fair
                                       Cost          Value
At October 31, 1996
Due in one year or less            $  2,299,197   $ 2,299,666
Due from one year to five years       5,329,553     5,331,322
Due from five years to ten years      1,523,571     1,540,118
Due after ten years                   2,383,205     2,326,000
Total                               $11,535,526   $11,497,106


3.   LOANS

As of October 31, 1996 and April 30, 1996, the Company's loan portfolio consisted of the following:

                                     October 31      April 30
                                       1996            1996

Commercial                        $ 12,720,506   $ 11,676,057
Real estate - permanent mortgages   72,823,639     61,492,247
Real estate - construction          44,850,002     42,645,377
Real estate - lot/lot
  development loans                 13,536,469     12,988,219
Consumer - credit cards              6,022,807      5,848,358
Consumer - other                     4,970,750      4,187,679

Total gross loans                  154,924,173    138,832,937

Net deferred loan costs/(fees)        (269,516)      (269,912)
Undisbursed portion of loans       (24,652,929)   (25,554,750)
Participations sold                (22,796,458)   (20,940,096)
Allowance for possible loan losses    (780,190)      (671,807)
Net loans                         $106,425,080   $ 91,396,372


Of the total allowance for loan losses at October 31, 1996 and April 30, 1996 approximately $771,000 and $661,000 respectively was not allocated specifically to identified problem loans.

The effect of FASB Statement No. 114 as amended by FASB Statement
No. 118 effective May 1, 1995 was not material to the financial statements, and as such, has not been separately disclosed.


4.   REGULATORY CAPITAL REQUIREMENTS

Pursuant to federal law, the Bank must meet separate regulatory capital requirements. The Bank's FDIC capital requirements at October 31, 1996 are as follows:

                                            At October 31, 1996
                                          (Dollars in Thousands)
                                            Amount      Percent

     Leverage capital ratio:
          Capital level                     $10,820       7.8%
          Requirement                         5,587       4.0
          Excess                            $ 5,233       3.8%

     Tier I risk based capital ratio:
          Capital level                     $10,820      10.6%
          Requirement                         4,098       4.0
          Excess                            $ 6,722       6.6%

     Total risk based capital ratio:
          Capital level 1                   $11,591      11.3%
          Requirement                         8,196       8.0
          Excess                            $ 3,395       3.3%


     1 Includes the Bank's general valuation allowance of $771,000 which qualifies as supplemental capital.


5.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are various outstanding commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

6.   REGULATORY DEVELOPMENTS

The deposits of savings banks, such as the Bank, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September, 1996.

The legislation requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the one-time special assessment has resulted in a tax affected charge to earnings of approximately $351,000 during the quarter ended October 31, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

The Bank however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.




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


FINANCIAL CONDITION

Comparison of Financial Condition as of October 31, 1996 to April 30, 1996. The Company's total assets at October 31, 1996 of $148.9 million increased by $18.0 million, or 13.8%, from $130.9 million at April 30, 1996. This increase was due primarily to increases in investment securities of $2.7 million and loans receivable, including loans held for sale of $14.9 million.

The Company's total liabilities at October 31, 1996 of $137.1 million increased $17.4 million, or 14.5%, from $119.7 million at April 30, 1996. This increase was due primarily to an increase of $16.7 million in total deposits. The increase in deposits reflects the Company's ongoing efforts to attract non-interest bearing commercial checking accounts, NOW accounts, and money market accounts as a significant source of deposits. In addition, the Company instituted a certificate of deposit promotion which resulted in a $6.8 million increase in certificates of deposit.

The Company's retained earnings at October 31, 1996 of $4.8 million increased $568,000, or 11.7%, from $4.3 million at April
30, 1996. This resulted from earnings of $679,000 and the payment of $111,000 in dividends to shareholders.


RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended October 31, 1996 and October 31, 1995. The Company had net income of $172,000 for the three month period ended October 31, 1996 as compared to $542,000 for the three month period ended October 31, 1995. This increase is discussed in more detail in the following analysis.

Interest Income. Interest income from loans increased $549,000, or 22.8%, from $2.4 million for the three month period ended October 31, 1995 to $2.9 million for the three month period ended October 31, 1996. The increase was due to an increase in the average loan portfolio balance of $26.4 million which was partially offset by a decrease in the average yield from 12.2% to 11.2% for the same respective periods. The decrease in the average yield related primarily to a .75% decrease in the Company's base lending rate which is tied to the Wall Street Journal prime rate index. A substantial portion of the Company's loan portfolio is indexed to the Company's base lending rate as it changes. The Company was also subjected to interest rate competition from other lending institutions in its market which resulted in reduced rates on new loan originations in order to stay competitive.

Interest Expense. Interest expense on deposit liabilities increased $154,000, or 28.5%, from $540,000 for the three months ended October 31, 1995 to $694,000 for the three months ended October 31, 1996. The increase was due primarily to an increase in the average amount of interest bearing deposits from $65.5 million for the three months ended October 31, 1995 to $82.8 million for the three months ended October 31, 1996.

Provision for Loan Losses. The provision for losses on loans was $130,000 for the three months ended October 31, 1996 and $60,000 for the three months ended October 31, 1995. The Company's allowance for loan losses was based on management's analysis of historic loan losses, current economic conditions, the level of non-performing loans and management's current belief that the allowance for loan losses reflect an adequate reserve against potential losses. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general and specific allowances.

Non-Interest Income. Non-interest income increased $277,000 to a total of $1.0 million for the three months ended October 31, 1996 compared to $723,000 for the three months ended October 31, 1995. Fees and charges related to loans and deposits increased $207,000. Most of the increase was due to an overall increase in deposit fees which was the result of a substantial increase in the number of transaction accounts and an increase in the amount of some fees. Gain on the sale of loans increased $120,000 to a total of $278,000 for the three months ended October 31, 1996 compared to $158,000 for the three months ended October 31, 1995. This increase resulted primarily from an increased volume of originations and sales of Small Business Administration (SBA) guaranteed loans.

Non-interest Expense. Non-interest expense increased $1.2 million to a total of $3.1 million for the three months ended October 31, 1996 compared to $1.9 million for the three months ended October 31, 1995. Compensation and benefits increased $285,000 to a total of $1.2 million for the three months ended October 31, 1996 compared to $881,000 for the three months ended October 31, 1995. This increase resulted primarily from a general increase in employee salary levels, both for merit and as a response to a competitive job market in the Central Texas area, and an increase in the average number of full time equivalent employees from 106 to 121. In addition, incentive compensation associated with origination of SBA loans increased approximately 15.0%. Occupancy expense increased $46,000 primarily as the result of writing off the balance of unamortized leasehold improvements on the old central business district branch which was moved to a new location in October, 1996. Legal and professional expenses increased $56,000 due in part to legal and accounting fees associated with the negotiations which resulted in execution of a letter of intent to be acquired by Compass Bancshares, and a review of the Company's credit card portfolio by a third party consultant. Depreciation and amortization expense increased $42,000 primarily due to the opening of a new branch and the relocation of a branch. Equipment rental and maintenance expense increased $55,000 due in part to the opening of the aforementioned branch, the leasing of additional automated teller machines and some major equipment repair. FDIC insurance premiums increased $585,000 due primarily to the payment of a one-time premium of $571,000 to recapitalize the SAIF fund. Credit card operations expense increased $60,000 (expenses uniquely associated with credit card program not included in other line items) due to significant growth in credit card accounts and balances.

Income Tax Expense. Income tax expense decreased $216,000, or 68.1%, from $317,000 for the three months ended October 31, 1995 to $101,000 for the three months ended October 31, 1996. The decrease was due to a decrease in taxable income, primarily as the result of the one-time FDIC premium, in the current period versus the prior period.

Comparison of Operating Results for the Six Months Ended October 31, 1996 and October 31, 1995. The company had net income of $679,000 for the six month period ended October 31, 1996 as compared to $949,000 for the six month period ended October 31, 1995. This decrease is discussed in more detail in the following analysis.

Interest Income. Interest income from loans increased $913,000, or 18.9%, from $4.8 million for the six months ended October 31, 1995 to $5.7 million for the six months ended October 31, 1996. The increase was due to an increase in the average loan portfolio balance of $24.6 million which was partially offset by a decrease in the average yield from 12.4% to 11.2% for the same respective periods. The decrease in the average yield related primarily to a .75% decrease in the Company's base lending rate which is tied to the Wall Street Journal prime rate index. A substantial portion of the Company's loan portfolio is indexed to the Company's base lending rate as it changes. The Company was also subjected to interest rate competition from other lending institutions in its market which resulted in reduced rates on new loan originations in order to stay competitive.

Interest Expense. Interest expense on deposit liabilities increased $236,000, or 22.2%, from $1.1 million for the six months ended October 31, 1995 to $1.3 million for the six months ended October 31, 1996. The increase was due primarily to an increase in the average amount of interest bearing deposits from $62.9 million for the six months ended October 31, 1995 to $77.8 million for the six months ended October 31, 1996.

Provision for Loan Losses. The provision for losses on $120,000 loans was $240,000 for the six months ended October 31, 1996 and $120,000 for the six months ended October 31, 1995. The Company's allowance for loan losses was based on management's analysis of historic loan losses, current economic conditions, the level of non-performing loans and management's current belief that the allowance for loan losses reflect an adequate reserve against potential losses. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the regulatory agencies which can order the establishment of additional general and specific allowances.

Non-Interest Income. Non-interest income increased $598,000 to a total of $1.8 million for the six months ended October 31, 1996 compared to $1.2 million for the six months ended October 31, 1995. Fees and charges related to loans and deposits increased $389,000. Most of the increase was due to an overall increase in deposit fees which was the result of a substantial increase in the number of transaction accounts and an increase in the amount of some fees. Gain on the sale of loans increased $226,000 to a total of $492,000 for the six months ended October 31, 1996 compared to $266,000 for the six months ended October 31, 1995. This increase resulted primarily from an increased volume of originations and sales of Small Business Administration (SBA) guaranteed loans.

Non-interest Expense. Non-interest expense increased $1.6 million to a total of $5.5 million for the six months ended October 31, 1996 compared to $3.9 million for the six months ended October 31, 1995. Compensation and benefits increased $558,000 to a total of $2.3 million for the six months ended October 31, 1996 compared to $1.8 million for the six months ended October 31, 1995. This increase resulted primarily from a general increase in employee salary levels, both for merit and as a response to a competitive job market in the Central Texas area, and an increase in the average number of full time equivalent employees from 106 to 120. In addition, incentive compensation associated with origination of SBA loans increased approximately 17.0%. Occupancy expense increased $75,000 primarily as the result of relocation of two branches and the opening of another branch. Depreciation and amortization expense increased $72,000 primarily due to the aforementioned opening and relocation of branches. Equipment rental and maintenance expense increased $64,000 due to the opening and relocation of branches and the leasing of additional automated teller machines. FDIC insurance premiums increased $604,000 due primarily to the payment of a one-time premium of $571,000 to recapitalize the SAIF fund. Credit card operations expense increased $89,000 (expenses uniquely associated with credit card program not included in other line items) due to a significant growth in credit card accounts and balances.

Income Tax Expense. Income tax expense decreased $124,000, or 23.1%, from $537,000 for the six months ended October 31, 1995 to $413,000 for the six months ended October 31, 1996. The decrease was due to a decrease in taxable income, primarily as the result of the one-time FDIC premium, in the current period versus the prior period.

Liquidity Requirements. Texas law specifically requires that the Bank maintain a minimum of 10.0% of its assets in cash, balances in a Federal Reserve Bank or passed through a Federal Home Loan Bank or other depository institution to a federal reserve bank or other readily marketable investments, including unencumbered federal government sponsored enterprise securities. At October 31, 1996 the Bank's regulatory liquidity ratio was 22.34%.

Regulatory Capital. The Bank continued to be in compliance with all FDIC regulatory capital requirements at October 31, 1996.
See Note 4 to the Consolidated Financial Statements.

Asset Quality. Non-performing assets, which consist of non-accrual loans, foreclosed assets, and repossessed assets, decreased during the six months ended October 31, 1996 to $11,000 compared to $13,000 at April 30, 1996. The following table sets forth information with respect to the Company's non-performing assets:
                                       At         At        At
                                  October 31   July 31   April 31
                                      1996       1996      1996

                                      ( Dollars in Thousands )

Non-accrual loans:
   Residential real estate          $  --      $  --     $  --
   Commercial real estate              --         --        --
   Commercial business                 11         12        13
   Consumer                            --         --        --
     Total non-accrual loans           11         12        13

Real estate owned and other assets     --         --        --
     Total non-performing assets    $  11      $  12     $  13

Non-accrual loans as a percentage
  of total net loans (1)             .01%       .01%      .01%
Non-performing assets as a per-
  centage of total assets            .01%       .01%      .01%


(1) Excludes deferred fees and discounts, valuation allowances, loans in process and loans held for sale.


The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                             Three Months Ended  Six Months Ended
                                    July 31         October 31
                                 1996     1995     1996     1995

Balance at beginning of period   $ 730   $ 674     $ 672   $ 734
Charge offs:
     Residential real estate        --      66        --      92
     Commercial real estate         --      --        --      26
     Commercial business            --      --        --      --
     Consumer                        1      --        --       3
     Credit cards                   79      36        63      --
          Total charge offs         80     102        63     121
Recoveries
     Residential real estate        --      --        --      --
     Commercial real estate         --      --        --      --
     Commercial business            --       1        11       1
     Consumer                       --      --        --      --
     Credit cards                   --      --        --      --
          Total recoveries          --       1        11       1
Net charge offs (recoveries)        80     101        52     120
Provision charged to operation     130      60       110      60
Balance at end of period         $ 780   $ 633     $ 730   $ 674

Ratio of net charge offs
 (recoveries) during the period
 to average net loans outstand-
 ing during the period (1)       0.08%   0.13%    0.13%   0.28%

Ratio of net charge offs
 (recoveries) during the period
 to average non-performing
 assets                         17.94%  17.18%   35.68%  69.28%


(1) Excludes deferred fees and discounts, valuation allowances, loans in process and loans held for sale.



             PART II  -  OTHER INFORMATION


Item 1.    Legal Proceedings - Previously reported

Item 2.    Change in Securities - Previously reported

Item 3.    Defaults upon Senior Securities - Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Shareholder Meeting on September 24, 1996 for the purpose of acting on proposals to: (i) elect two directors, (ii) adopt the Company's 1997 Stock Option and Incentive Plan, (iii) amend the Company's 1992 Compensatory Stock Option Program and (iv) ratify the appointment of BDO Seidman as independent auditors for the Company.

Election of Directors. At the Annual Meeting, two persons were elected to serve a term of three years and until their successors have been elected and qualified. Paul A. Antrim and Michael Rotman, M.D. were elected as directors to serve until 1999. The other directors who are continuing in office after the Annual Meeting include: Douglas B. Kadison and Charles S. Nichols, Jr. whose terms as directors extend until 1997, and Robert J. Ellis whose term as director extends until 1998. The votes of record voted for the election of Antrim and Rotman were 1,052,856 and 1,052,106, no voting against and 1,998 and 2,748 shares being withheld, respectively. Accordingly, Antrim and Rotman were declared to be duly elected directors of the Company for the term described above.

1997 Stock Option and Incentive Plan. The next proposal to come before the Meeting was the approval of the 1997 Stock Option and Incentive Plan (the "Plan"). The Plan provides for awards in the form of stock options, stock appreciation rights, limited stock, appreciation rights, and restricted stock. Up to 65,000 shares of the Company's Common Stock may be awarded under the Plan. Under the Plan, 64 employees, officers, directors, and advisory directors will be eligible to participate in the Plan. A more detailed description of the principal features of the Plan and a copy of the Plan are included in the Definitive Proxy Statement of the Company dated August 8, 1996. The number of votes cast for the proposal was 990,519, against the proposal was 31,244, abstentions included 5,998 shares and there were no broker non-votes.

Amendment to 1992 Compensatory Stock Option Program. The shareholders next considered a proposal to amend the 1992 Compensatory Stock Option Program. The Company adopted a Compensatory Stock Option Program in 1992 to award stock options for 68,808 shares of the Company to Douglas B. Kadison, Charles
S. Nichols, Jr., Paul A. Antrim, and William Waxman (collectively the "Option Holders") each of whom personally guaranteed certain debts of the Company. The Program was approved by the shareholders of the Company and the options were issued pursuant to Stock Option Agreements to the Option Holders. Under their terms, the Options could only be exercised if (i) all of the debt of the Company existing as of September 30, 1992 had been fully paid and satisfied, (ii) any pledge of the Company's stock of Horizon Bank & Trust, SSB to secure the debt of the Company must have been approved by the holders of the Company's capital stock entitled to vote at least 66 2/3% of the shares of all classes of the Company, and (iii) the book value per share of the Common Stock must be at least $3.50 per share of the Common Stock.
These conditions for exercise have been met for the last two fiscal years and the Board of Directors of the Company felt that they are no longer necessary. Furthermore, condition (ii) would impair the Option Holder's ability to exercise these options if the Company decided to borrow funds secured by the stock of the Bank. The purpose of the amendment to the Program is to delete these exercise conditions from the Program. The number of votes cast for the proposal was 994,008, against the proposal was 27,494, abstentions included 6,134 shares, and there were no broker non-votes.

Selection of Accountants. The final proposal considered at the Annual Meeting was a ratification of the appointment of BDO Seidman as independent auditors for the Company for the year ended April 30, 1997. The number of votes cast for the proposal was 1,053,854, against the proposal was 1,000, no abstentions, and there were no broker non-votes.


Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits - Previously filed.

           b.  Reports on Form 8-K

               September 27, 1996 a Form 8-K was filed by the Company covering Item 5 of Form 8-K.

               December 6, 1996 a Form 8-K was filed by the Company covering Item 5 of Form 8-K.




                        SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HORIZON BANCORP, INC.
                              Registrant





Date:  December 11, 1996      By:  /s/
                                 Douglas B. Kadison
                                 President and Chief Executive
                                 Officer




Date:  December 11, 1996      By:  /s/
                                 Paul A. Antrim
                                 Executive Vice President and
                                 Chief Financial Officer